Form 10-K
period 2005-12-31
CIT Education Loan Trust 2005-1
filed 2006-03-30
CIK 1328056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

CIT EDUCATION LOAN TRUST 2005-1

(Exact name of registrant as specified in its charter)

DELAWARE	333-111959-02	16-6556264
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. employer Identification No.)

c/o Chase Bank USA, National Association

500 Stanton Christiana Road

FL3/OPS4

Newark, Delaware 19713

(Address of principal executive offices)

(302) 552-6479

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents are incorporated by reference into this Form 10-K: None.

This Annual Report on Form 10-K is filed in reliance upon certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to similar trusts stating that the Division will not object if periodic reports filed by such trusts pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters. Accordingly, certain items have been omitted from or modified in this Annual Report.

PART I.

Item 1. Business.

Omitted.

Item 2. Properties.

The property of CIT Education Loan Trust 2005-1 (the “Trust”) consists solely of education loans to students and parents of students made under the Federal Family Education Loan Program, funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

On an annual basis, the Trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the Trust of the Master Servicer and the Administrator and the Independent Accountant’s reports regarding the activities of the Master Servicer and Administrator are attached as Exhibits 99.1, 99.2 and 99.3 hereto. Great Lakes Educational Loan Services, Inc., and Education Loan Servicing Corporation act as subservicers for the education loans owned by the Trust pursuant to subservicing agreements with the Master Servicer. See Exhibit 99.4, a Certificate of Great Lakes Educational Loan Services, Inc., and Exhibit 99.5, a Certificate of Education Loan Servicing Corporation as to the activities of the subservicers.

Item 3. Legal Proceedings.

There are no known material proceedings with respect to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 30, 2005, there was one (1) registered holder of the Trusts’ Education Loan-Backed Notes (“Notes”), CEDE & Co., as nominee of The Depository Trust Company (“DTC). At December 30, 2005, there were approximately 20 persons registered on the books of DTC as record owners of the Notes. There is no established trading market for the Notes.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 8. Financial Statement and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Omitted.

Item 10. Directors and Executive Officers of the Registrant.

Omitted.

Item 11. Executive Compensation.

Omitted.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At December 30, 2005, the Notes issued by the Trust were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that the direct participating institutions listed below are the only owners of in excess of five percent (5%) of the Notes issued by the Trust. Only such participants, however, know the identity of the beneficial owners of the Notes.

CIT EDUCATION LOAN TRUST 2005-1

CUSIP 12556PAA5 $334,637,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series A-1	BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$50,000,000	14.94%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$75,000,000	22.41%

	Capital/ON 2980 Fairview Park Drive Suite 1400 Fall Church, VA 22042-4525	$22,000,000	6.57%

	Northern Trust 801 S. Canal C-IN Chicago, IL 60607	$70,000,000	20.91%

	UBS AG 677 Washington Blvd. Stamford, CT 06901	$105,000,000	31.38%

CUSIP 12556PAB3 $209,762,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series A-2	Bank of New York One Wall Street New York, NY 10286	$90,000,000	42.90%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$20,000,000	9.53%

	Northern Trust 801 S. Canal C-IN Chicago, IL 60607	$45,000,000	21.45%

	SEI Privat 1 Freedom Valley Drive Oak, PA 19456	$45,000,000	21.45%

CUSIP 12556PAC1 $201,603,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series A-3	Bank of New York One Wall Street New York, NY 10286	$107,603,000	53.37%

	Northern Trust 801 S. Canal C-IN Chicago, IL 60607	$55,000,000	27.28%

	Citibank 3800 Citibank Center B3-15 Tampa, FL 33610	$30,000,000	14.88%

CUSIP 12556PAD9 $223,998,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series A-4	Citbank 3800 Citibank Center B3-15 Tampa, FL 33610	$208,000,000	92.86%

CUSIP 12556PAE7 $30,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series A-5	Bank of New York One Wall Street, 6th Floor New York, NY 10286	$15,000,000	50.00%

	ML SFKPG 101 Hudson Street, 8th Floor Jersey City, NJ 07302	$15,000,000	50.00%

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(3)    Exhibits. The following documents are filed as exhibits to this Annual Report on Form 10-K:

Designation	Description
Exhibit 99.1	Annual Statement of Compliance of the Administrator

Exhibit 99.2	Annual Statement of Compliance of the Master Servicer

Exhibit 99.3	Annual Independent Certified Public Accountant’s Report

Exhibit 99.4	Annual Statement of Compliance of Great Lakes Educational Loan Services, Inc.

Exhibit 99.5	Annual Statement of Compliance of Education Loan Servicing Corporation

Exhibit 99.6	Certification Pursuant to Rule 15d-14(d)

(b)	Reports on Form 8-K. The Trust filed four (4) Current Reports on Form 8-K with the Commission during the period covered by this report. Such reports were filed as follows (Items reported for each were Items 5 and 7):

Date

•	June 9, 2005

•	June 14, 2005

•	September 15, 2005

•	December 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2006	CIT EDUCATION LOAN TRUST 2005-1

	By:	EDUCATION LENDING SERVICES, INC. as Master Servicer, on behalf of CIT Education Loan Trust 2005-1

/s/ Perry D. Moore
	Name:	Perry D. Moore
	Title:	Executive V.P. and CFO

INDEX TO EXHIBITS

Exhibit Number	Exhibit
99.1	Annual Statement of Compliance of the Administrator

99.2	Annual Statement of Compliance of the Master Servicer

99.3	Annual Independent Certified Public Accountant’s Report

99.4	Annual Statement of Compliance of Great Lakes Educational Loan Services, Inc.

99.5	Annual Statement of Compliance of Education Loan Servicing Corporation

99.6	Certification Pursuant to Rule 15d-14(d)